Form 10-Q
period 1995-09-30
GUARANTEED MORTGAGE CORP II
filed 1995-11-13
CIK 722124

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(MARK ONE)                        FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         Commission File Number 0-12316

                        GUARANTEED MORTGAGE CORPORATION II
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MICHIGAN                               31-1067092
---------------------------------------     ----------------------------
    (State or other jurisdiction of          (I.R.S. Identification No.)
    incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado      80111
----------------------------------------------------------------   ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code             (303) 740-3370
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES    x      NO
        --------    --------
Number of shares of common stock outstanding as of October 31, 1995:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                       GUARANTEED MORTGAGE CORPORATION II

                                     INDEX

                                                                       PAGE NO.


PART I    FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      Condensed Balance Sheets, September 30, 1995 and December 31, 1994    3

      Condensed Statements of Operations and Retained Earnings,
        Three Months Ended September 30, 1995 and September 30, 1994 and
        Nine Months Ended September 30, 1995 and September 30, 1994         4

      Condensed Statements of Cash Flows, Nine Months Ended
        September 30, 1995 and September 30, 1994                           5

      Notes to Condensed Financial Statements                               6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            9

PART II   OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              12

SIGNATURES                                                                 12

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                       GUARANTEED MORTGAGE CORPORATION II
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                         SEPTEMBER 30,               DECEMBER 31,
                                                                             1995                        1994
                                                                        --------------              ---------------
    ASSETS
    ------

Cash                                                                    $             1,100         $               522

Funds held by trustee                                                            14,623,748                   4,340,779

Mortgage-backed securities held-to-maturity,
  at amortized cost                                                                                         210,877,263

Mortgage-backed securities available-for-sale,
  at estimated fair value                                                       188,512,591

Accrued interest receivable                                                       1,352,148                   1,604,025

Due from affiliates                                                                 218,367
                                                                        -------------------         -------------------

                                                                        $       204,707,954         $       216,822,589
                                                                        ===================         ===================

    LIABILITIES AND SHAREHOLDER'S EQUITY
    -------------------------------------

Liabilities:

    Bonds payable                                                       $       188,266,130         $       209,456,332

    Accrued liabilities, primarily
      interest                                                                    2,822,981                   3,130,338

    Due to affiliates                                                                                            68,779

    Other liabilities                                                             3,805,766
                                                                        -------------------         -------------------

       Total liabilities                                                        194,894,877                 212,655,449
                                                                        -------------------         -------------------

Shareholder's equity:

    Common stock, $1 par value; 50,000
      shares authorized; 1,000 shares
      issued and outstanding                                                          1,000                       1,000

    Additional paid-in capital                                                       19,000                      19,000

    Retained earnings                                                             4,084,428                   4,147,140

    Unrealized gains on securities                                                5,708,649
                                                                        -------------------         -------------------

      Total shareholder's equity                                                  9,813,077                   4,167,140
                                                                        -------------------         -------------------

                                                                        $       204,707,954         $       216,822,589
                                                                        ===================         ===================


                           See accompanying notes.
                                    - 3 -

                       GUARANTEED MORTGAGE CORPORATION II
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                        THREE MONTHS          THREE MONTHS         NINE MONTHS         NINE MONTHS
                                            ENDED                ENDED                ENDED                ENDED
                                          SEPTEMBER            SEPTEMBER            SEPTEMBER           SEPTEMBER
                                          30, 1995             30, 1994             30, 1995             30, 1994
                                     ----------------      ----------------    -----------------     -----------------
Revenues:
  Interest                           $     4,376,754       $     5,103,914       $    13,671,036      $    17,059,118


  Amortization of net
    mortgage discounts                                             220,034                                    728,212
                                     ---------------       ---------------       ---------------      ---------------


      Total revenues                       4,376,754             5,323,948            13,671,036           17,787,330
                                     ---------------       ---------------       ---------------      ---------------

Expenses:

  Interest                                 4,381,987             5,108,191            13,630,707           17,276,326

  Amortization of bond
    discounts and issue
    costs                                                          663,102                                  2,179,412

  General and
    administrative                            45,231                35,249               144,849              111,965
                                     ---------------       ---------------       ---------------      ---------------

      Total expenses                       4,427,218             5,806,542            13,775,556           19,567,703
                                     ---------------       ---------------       ---------------      ---------------

Loss before income
   tax benefit and
   extraordinary item                        (50,464)             (482,594)             (104,520)          (1,780,373)

Income tax benefit                           (20,186)             (188,212)              (41,808)            (694,346)
                                     ---------------       ---------------       ---------------      ---------------

Loss before
   extraordinary item                        (30,278)             (294,382)              (62,712)          (1,086,027)

Extraordinary loss from
   early extinguishment
   of debt, net of tax
   benefits                                                                                                  (944,630)
                                     ---------------       ---------------       ---------------      ---------------

Net loss                                     (30,278)             (294,382)              (62,712)          (2,030,657)

Retained earnings at
   beginning of period                     4,114,706             8,843,376             4,147,140           10,579,651
                                     ---------------       ---------------       ---------------      ---------------

Retained earnings at
   end of period                     $     4,084,428       $     8,548,994       $     4,084,428      $     8,548,994
                                     ===============       ===============       ===============      ================


                            See accompanying notes.

                       GUARANTEED MORTGAGE CORPORATION II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               NINE MONTHS               NINE MONTHS
                                                                                 ENDED                      ENDED
                                                                               SEPTEMBER                  SEPTEMBER
                                                                                30, 1995                  30, 1994
                                                                          -------------------       -------------------
Cash flows from operating activities:
   Net loss                                                               $          (62,712)       $       (2,030,657)
   Adjustments to reconcile net loss
      to net cash provided by operating activities:
         Amortization of net mortgage
          discounts                                                                                           (728,212)
         Amortization of bond discounts
           and issue costs                                                                                   2,179,412
         Loss from early extinguishment
           of debt                                                                                           1,548,573
         Provision for income tax benefit                                            (41,808)               (1,298,289)
   Operating changes in cash due to:
         Decrease in accrued interest
           receivable                                                                251,877                   771,688
         Increase in accrued liabilities                                           2,699,203                 3,626,763
                                                                          ------------------        ------------------

Net cash provided by operating activities                                          2,846,560                 4,069,278
                                                                          ------------------        ------------------

Cash flows from investing activities:
   Principal amortization and prepayments of
         held-to-maturity mortgage-backed securities                              22,176,866                58,878,058
   Transfer of held-to-maturity mortgage-backed
         securities to holding company                                             9,702,221                31,845,017
   (Increase) decrease in funds held by trustee                                  (10,282,969)               10,165,009
                                                                          ------------------        ------------------

Net cash provided by investing activities                                         21,596,118               100,888,084
                                                                          ------------------        ------------------

Cash flows from financing activities:
   Bond principal payments                                                       (24,196,762)             (105,251,777)
   Increase (decrease) in due affiliates                                            (245,338)                  294,653
                                                                          ------------------        ------------------

Net cash used in financing activities                                            (24,442,100)             (104,957,124)
                                                                          ------------------        ------------------

Net increase in cash                                                                     578                       238

Cash at beginning of period                                                              522                       763
                                                                          ------------------        ------------------

Cash at end of period                                                     $            1,100         $           1,001
                                                                          ==================         =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the period for interest                                  $       10,931,504         $      13,649,562
                                                                          ==================         =================


                            See accompanying notes.

                       GUARANTEED MORTGAGE CORPORATION II
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION, RELATED PARTY TRANSACTIONS AND SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      Guaranteed Mortgage Corporation II (GMC II) is a wholly-owned financing subsidiary of Pulte Financial Companies, Inc. (PFCI), which is a wholly-owned financing subsidiary of Pulte Corporation.

      GMC II previously engaged in the acquisition of mortgage-backed securities (guaranteed by the Government National Mortgage Association -
      GNMA) from affiliates. Such acquisitions were financed principally through the issuance of long term bonds secured by such mortgage-backed securities. GMC II has not initiated any such transactions since 1987 and is presently allowing its balance sheet to liquidate. As the mortgage-backed securities and bonds outstanding continue to decline, operating revenues and expenses will decline accordingly.

      RELATED PARTY TRANSACTIONS

      Transactions and arrangements between GMC II and PFCI, Pulte Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

      -- GMC II has periodic interest-free cash and non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(218,367) and $68,779 at September 30, 1995 and December 31, 1994, respectively. Average month-end balances due these affiliates were $(22,452) and $5,132,073 during the nine months ended September 30, 1995 and 1994, respectively. Advances payable by GMC II to affiliates initially related to the acquisition of mortgage-backed securities and have been decreased by operating earnings over the life of GMC II.

      -- During the nine months ended September 30, 1995 and 1994, respectively, GMC II transferred $9,702,221 and $31,845,017 of net mortgage-backed securities to its affiliate, Pulte Financial Holding Corporation. The net amount of $31,845,017 transferred during 1994 consisted of $32,604,924 of mortgage-backed securities and $759,907 of the remaining associated unamortized mortgage discount.

      -- Certain of GMC II's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC II.


      -- PFCI incurs certain administrative expenses on behalf of GMC II, for which GMC II reimburses PFCI.

                       GUARANTEED MORTGAGE CORPORATION II
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


      SIGNIFICANT ACCOUNTING POLICIES

      -- For the past several years, GMC II has been redeeming its GNMA collateralized bonds at the earliest possible redemption date for each individual bond series. The bonds are typically redeemable at certain specified dates or when the remaining principal balance of related collateral is less than 10% of the collateral's original principal balance. With the adoption of FASB Statement 115 on January 1, 1994, GMC II determined that FASB 115, paragraph 11-b, allowed for continued classification of the GNMA securities as held-to-maturity, since all sales of the securities were projected to occur at a point where less than 15% of the securities' original principal balance would remain outstanding. These projections were based on actual observed prepayments interpolated out to each series' projected redemption date. The projections indicated outstanding principal balance percentages of less than 10%, which was well below the 15% threshold for classifying the securities as held-to-maturity. From FASB 115's adoption at January 1, 1994 through September 30, 1995, all sales of GNMA securities have been at levels less than 15% of the original principal amounts. Given recent prepayment experience, it appears that GMC II will liquidate the collateral and redeem the bonds at dates where the remaining GNMA securities sale balances will be approximately 20% of the securities' original principal amounts. Such collateral sales and bond redemptions are projected to occur between now and December 31, 1996. Although GMC II's management approach and intent with respect to these securities remains unchanged, the ability to recognize future security sales for accounting purposes as maturities is not now applicable given recent updated collateral balance projections for the same redemption dates as previously used for all remaining bond series. Accordingly, GMC II has reclassified all GNMA securities into the available-for-sale category effective September 30, 1995.

      -- As a result of higher coupon mortgage collateral prepaying at a proportionably faster rate than previously indicated due to the high level of refinance activity in 1993 and 1994 while lower coupon interest bearing debt has paid down at a faster rate than the higher coupon interest bearing debt, GMC II's average collateral coupon rate has decreased at an accelerated pace while its average bond coupon rate has increased. This coupon dispersion indicates further reduction of average collateral coupon rates in 1995 and 1996 which caused GMC II to change its accounting estimate of amortization speeds and expensed all remaining mortgage discount balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write-off amounted to $2,678,999.

      -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1994.

                       GUARANTEED MORTGAGE CORPORATION II
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)


2.    MORTGAGE-BACKED SECURITIES

      At September 30, 1995, mortgage-backed securities (GNMA certificates) had an estimated market value of $188,512,591, which included gross unrealized gains of $9,514,415 on securities with an amortized cost of $178,998,176. At December 31, 1994, these securities had an estimated market value of $213,132,078 which included gross unrealized gains of $2,254,815 on securities with an amortized cost of $210,877,263. Actual maturities of these mortgaged-backed securities may differ from contractual maturities because the issuers of the securities have the right to prepay obligations without penalties.

3.    BONDS PAYABLE

      Bonds payable at September 30, 1995 and December 31, 1994 consisted of six bond issues with stated interest rates ranging from 8.45% to 11.00%. The weighted average interest rate was 9.23% at September 30, 1995 and December 31, 1994. All of these bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities.

      Timing of bond retirements is dependent upon mortgage payments and reinvestment rates. The bonds are further collateralized by additional pledged GNMA certificates in the aggregate amount of $1,294,733.

      Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

4.    EXTRAORDINARY ITEM

      During the nine months ended September 30, 1994, GMC II extinguished $33,900,294 of its long term debt prior to scheduled maturity, resulting in an extraordinary loss of $1,548,573 due to the write-off of unamortized bond discounts and issue costs. Tax benefits related to the extraordinary loss amounted to $603,943 for the nine months ended September 30, 1994.

      The funds for this extinguishment were obtained from related party advances.

5.    SUBSEQUENT EVENT

      During the quarter ended September 30, 1995, GMC II notified the trustee of its intent to redeem on October 1, 1995, $9,800,915 of its long term debt prior to scheduled maturity.

                       GUARANTEED MORTGAGE CORPORATION II

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS

   The Company's mortgage-backed securities (GNMA certificates) are used as collateral for associated bonds payable. Mortgage-backed securities were acquired from affiliates. Through December 31, 1994, any difference between the acquisition price and the principal balance of the securities at their date of acquisition (mortgage premiums/discounts) was amortized into operations as an adjustment of mortgage yield.

   The Company's pre-tax loss before extraordinary item was $50,464 and $104,520 for the quarter and nine months ended September 30, 1995, respectively, as compared to $482,594 and $1,780,373 for the respective periods in 1994. Losses decreased primarily as a result of GMC II's no longer incurring amortization expense in 1995 as a result of GMC II changing its accounting estimate of amortization speeds in December, 1994 and as a result of decreases in actual outstanding collateral and bond balances in 1995.

   GMC II's average collateral coupon rate has decreased at an accelerated pace, while its average bond coupon rate has remained constant. This condition is caused by higher coupon mortgage collateral pre-paying at a proportionally faster rate than previously indicated due to the high level of refinance activity that occurred during 1993 and 1994, while the lower coupon interest bearing debt is paid down at a faster rate than the higher coupon interest bearing debt. Analysis of collateral coupon dispersion in 1994 indicated further reduction of average collateral coupon interest rates in 1995 and 1996 which resulted in GMC II changing its accounting estimate of amortization speeds in December, 1994. Accordingly, GMC II expensed all remaining mortgage discount balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write-off in 1994 amounted to $2,678,999. The Company expects to continue to experience reductions in net interest income as mortgage prepayments continue.

                       GUARANTEED MORTGAGE CORPORATION II

          KEY FACTORS IMPACTING INTEREST REVENUE AND INTEREST EXPENSE

                                            Three Months         Three Months         Nine Months          Nine Months
                                                Ended                Ended               Ended                Ended
                                             September 30,       September 30,        September 30,        September 30,
                                                 1995                1994                 1995                 1994
                                           -----------------    -----------------    ----------------     -----------------
INTEREST REVENUE:
----------------

Mortgage-backed securities
portfolio balance at
amortized cost                             $     178,998,176    $     219,205,923    $     178,998,176    $     219,205,923

Weighted average rate at
end of period                                          9.00%                9.11%                9.00%                9.11%

Funds held by trustee
balance at end of period                   $      14,623,748    $       5,627,253    $      14,623,748    $       5,627,253

Interest income for the
period                                     $       4,339,094    $       5,072,509    $      13,580,999    $      16,930,560

Interest income earned on
funds held by trustee for
the period                                            37,660               31,405               90,037              128,558

Amortization of net
mortgage discounts                                                        220,034                                   728,212
                                           -----------------    -----------------    -----------------    -----------------

Total                                      $       4,376,754    $       5,323,948    $      13,671,036    $      17,787,330
                                           =================    =================    =================    =================


                                             Three Months         Three Months         Nine Months          Nine Months
                                                 Ended                Ended               Ended                Ended
                                             September 30,        September 30,     September 30,           September 30,
                                                  1995                1994                 1995                 1994
                                           -----------------    -----------------    ----------------     -----------------
INTEREST EXPENSE:
----------------

Bonds payable balance                      $     188,266,130    $     218,734,691    $     188,266,130    $     218,734,691

Weighted average rate at
end of period                                          9.23%                9.24%                9.23%                9.24%

Interest expense for the
period                                     $       4,381,987    $       5,108,191    $      13,630,707    $      17,276,326

Amortization of bond
discounts and issue costs                                                 663,102                                 2,179,412
                                           -----------------    -----------------    -----------------    -----------------

Total                                      $       4,381,987    $       5,771,293    $      13,630,707    $      19,455,738
                                           =================    =================    =================    =================


                       GUARANTEED MORTGAGE CORPORATION II


FINANCIAL CONDITION

Each series of the Company's bonds is secured by a separate collateral package consisting of the GNMA certificates purchased in connection with the issuance of a bond series, additional pledged GNMA certificates and cash. The collateral package for a series is pledged to NBD Bank, N.A. as trustee on behalf of the holders of bonds of such series. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

The Company will not have additional capital or liquidity requirements in excess of collateral prepayments and additional pledged collateral balances, assuming the mortgage-backed securities (GNMA certificates) continue to pay principal and interest in accordance with their terms. No additional capital requirements are anticipated since the cash flows from the collateral packages are projected to be sufficient to repay the existing debt.

                         PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibit is required to be filed as part of this report as required under 601c(2) of Regulation S-K:27. Financial Data Schedule for the 10-Q for the quarter ended September 30, 1995.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      GUARANTEED MORTGAGE CORPORATION II



   November 13, 1995                   By:  /s/ James A. Weissenborn
------------------------                   ------------------------------
       (Date)                              James A. Weissenborn, President
                                           (Principal Executive Officer)


   November 13, 1995                   By:  /s/ Bruce E. Robinson
------------------------                   ------------------------------
       (Date)                               Bruce E. Robinson, Vice
                                            President-Finance
                                            and Treasurer
                                            (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit No.                      Description
-----------                -----------------------

   27                      Financial Data Schedule