Form 10-K405
period 1995-12-31
GUARANTEED MORTGAGE CORP II
filed 1996-03-20
CIK 722124

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark one)
   (X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended    DECEMBER 31, 1995
                                            -----------------

                                      or
   ( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-12316
                                               -------

                      GUARANTEED MORTGAGE CORPORATION II
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MICHIGAN                                       31-1067092
---------------------------                   -------------------------------

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   6061 SOUTH WILLOW DRIVE, SUITE 301, GREENWOOD VILLAGE, COLORADO       80111
------------------------------------------------------------------  ------------
               (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code - (303) 740-3370
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes XX   No
                                              ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/X/

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1996: $-0-

     Number of shares of common stock outstanding as of March 1, 1996: 1,000.

     Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

                                                                      Year Ended
Form 10-K               GUARANTEED MORTGAGE CORPORATION II              12/31/95



                                    PART I

ITEM 1. BUSINESS

Organization

     Guaranteed Mortgage Corporation II (the "Company") was incorporated under the laws of the State of Michigan on March 2, 1983, as a wholly-owned limited purpose financing subsidiary of Pulte Financial Companies, Inc. ("PFCI"), a wholly-owned subsidiary of Pulte Corporation, a publicly-owned holding company listed on the New York Stock Exchange.

Issuance of GNMA-Collateralized Bonds

     The Company was organized to facilitate the financing of long-term mortgage loans on single-family residential homes primarily built by Pulte Home Corporation ("PHC") through the issuance and sale of bonds secured by mortgage-backed securities ("GNMA Certificates"), the payment of principal and interest of which is guaranteed by the Government National Mortgage Association ("GNMA"). GNMA is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development. To accomplish its purpose, the Company issued GNMA-collateralized bonds in series and used the net proceeds of such sales to purchase GNMA Certificates backed by mortgage loans (many of which were originated by ICM Mortgage Corporation, a wholly-owned subsidiary of PHC, and were secured by homes built by PHC). Such mortgage loans are either insured by the Federal Housing Administration ("FHA") of the U.S. Department of Housing and Urban Development under the National Housing Act of 1934, as amended, or partially guaranteed by the U.S. Veterans Administration ("VA") under the Servicemen's Readjustment Act of 1944, as amended.

     The Company, although incorporated in March, 1983 and capitalized on June 21, 1983, did not commence operations until it issued its first series of bonds on July 29, 1983. Prior to 1988, the Company issued 22 series of bonds having an aggregate original principal amount of $2,362,952,000, with stated annual interest rates ranging from 8.15% to 13.65%, and one class of bonds bearing interest at a variable rate. The Company has not issued any bonds since 1987. At December 31, 1995, the Company had $170,590,843 in aggregate principal amount of bonds outstanding with stated annual interest rates ranging from 8.45% to 11.00%. All of the Company's bonds were offered and sold to the public pursuant to registration statements filed with the Securities and Exchange Commission.

     Each series of the Company's bonds is secured by a separate collateral package consisting, in part, of the GNMA Certificates purchased in connection with the issuance of such bond series, letters of credit and cash. The collateral package for each series is pledged to NBD Bank, N.A., as trustee on behalf of the holders of the bonds of such series, and will not be available for payment of bonds of any other series. Funds held by the trustee with respect to each series of bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

     Under the Company's articles of incorporation and the terms of the indenture governing the issuance of the Company's GNMA-collateralized bonds, the Company was restricted to only issue GNMA-collateralized bonds rated in the highest category by Standard & Poor's Corporation.

ITEM 2. PROPERTIES

     The Company has no material physical properties. Its primary asset is ownership of the various GNMA Certificates, and the mortgage loans underlying such GNMA Certificates, pledged to NBD Bank, N.A., as trustee, to secure the Company's GNMA-collateralized bonds.

                                                                      Year Ended
Form 10-K                   GUARANTEED MORTGAGE CORPORATION II          12/31/95



ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

        Information in response to this item is omitted pursuant to General Instruction J(2).


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


     The Company is a wholly-owned subsidiary of PFCI. (See "Business - Organization" in Item 1 of this Report.) Thus, there is no market for its common stock.


ITEM 6.  SELECTED FINANCIAL DATA

         Information in response to this item is omitted pursuant to General Instruction J(2).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The Company's mortgage-backed securities (GNMA Certificates) are used as collateral for associated bonds payable. Mortgage-backed securities were acquired from affiliates. Any difference between the acquisition price and the principal balance of the securities at their date of acquisition (mortgage discounts/premiums) was amortized into operations as an adjustment of mortgage yield.

     The Company's pretax loss before extraordinary item was $144,100 for 1995 compared to pretax loss before extraordinary item of $4,883,938 and $2,755,601 for 1994 and 1993, respectively.

     Losses decreased during 1995 as compared to 1994 primarily as a result of GMC II no longer incurring amortization expense related to mortgage/bond discounts and bond issue costs as a result of GMC II changing its estimate of amortization speeds in December 1994.

     Earnings decreased during 1994 as compared to 1993 primarily due to increased amortization of mortgage discounts, bond discounts and bond issue costs as a result of GMC II changing its estimate of amortization speeds. As a result of collateral coupon dispersion indicating further reduction of average collateral coupon interest rates in 1995 and 1996, GMC II expensed all remaining mortgage discount balances, bond discounts and issue costs in December, 1994. The net amount of expense relating to this write off in 1994 amounted to $2,678,999.

                                                                      Year Ended
Form 10-K            GUARANTEED MORTGAGE CORPORATION II                 12/31/95




         Key Factors Impacting Interest Revenue and Interest Expense


                                          1995                  1994                  1993
                                          ----                  ----                  ----
Interest Revenue:

Mortgage-backed securities
portfolio balance at year end,
at amortized cost                     $171,595,178          $210,877,263          $310,688,906

Weighted average rate at
year end                                      8.99%                 9.10%                 9.38%

Interest income for the year          $ 17,614,050          $ 21,948,862          $ 35,297,194

Amortization of net mortgage
discounts                                                        938,991             1,037,008

Write-off of mortgage discounts                                3,075,479
                                      ------------          ------------          ------------
Total interest income, including
amortization and write-off of
mortgage discounts                    $ 17,614,050          $ 25,963,332          $ 36,334,202
                                      ============          ============          ============



                                          1995                  1994                  1993
                                          ----                  ----                  ----

Interest Expense:

Bonds payable balance
at year end                           $170,590,843          $209,456,332          $318,735,393

Weighted average rate
at year end                                   9.12%                 9.23%                 9.48%

Interest expense for the year         $ 17,566,587          $ 22,153,062          $ 35,781,198

Amortization of bond
discounts and issue costs                                      2,775,703             3,118,833

Write-off of bond discounts
and issue costs                                                5,754,478
                                      ------------          ------------          ------------
Total interest expense, including
amortization and write-off of bond
discounts and issue costs             $ 17,566,587          $ 30,683,243          $ 38,900,031
                                      ============          ============          ============

                                                                      Year Ended
Form 10-K                GUARANTEED MORTGAGE CORPORATION II             12/31/95




     Pre-tax extraordinary losses from bond extinguishments were $1,548,573 during 1994. These extraordinary losses resulted from write-offs of unamortized bond discounts and issue costs. There were no extraordinary losses related to bond extinguishments during 1995 and 1993.

Financial Condition and Liquidity

     Each series of the Company's bonds is secured by a separate collateral package consisting of the Certificates purchased in connection with the issuance of a bond series, letters of credit and cash. The collateral package for a series is pledged to NBD Bank, N.A. as trustee on behalf of the holders of the bonds of such series. Funds held by the trustee with respect to the bonds are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

     The Company will not have additional capital or liquidity requirements in excess of collateral prepayments and letter of credit balances, assuming the mortgage-backed securities (GNMA certificates) continue to pay principal and interest in accordance with their terms. No additional capital requirements are anticipated since the cash flows from the collateral packages are projected to be sufficient to repay the existing debt.

                                                                      Year Ended
Form 10-K                   GUARANTEED MORTGAGE CORPORATION II          12/31/95



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Index to Financial Statements                                            Page
                                                                         ----

         Balance Sheets at December 31, 1995 and 1994                      7

         Statements of Operations for the years ended
                   December 31, 1995, 1994 and 1993                        8

         Statements of Shareholder's Equity for the years ended
                   December 31, 1995, 1994 and 1993                        9

         Statements of Cash Flows for the years ended
                   December 31, 1995, 1994 and 1993                       10

         Notes to Financial Statements                                    11

         Report of Ernst & Young LLP, Independent Auditors                14



                                                                      Year Ended
Form 10-K                GUARANTEED MORTGAGE CORPORATION II             12/31/95


BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                                                                         1995          1994
                                                                 ------------  ------------
ASSETS

Cash ..........................................................       $12,797          $522

Funds held by trustee .........................................     4,005,267     4,340,779

Mortgage-backed securities held-to-maturity, at amortized
 cost .........................................................                 210,877,263

Mortgage-backed securities available-for-sale, at estimated
 fair value ...................................................   181,868,074

Accrued interest receivable ...................................     1,294,857     1,604,025

Due from affiliates ...........................................       236,402
                                                                 ------------  ------------

                                                                 $187,417,397  $216,822,589
                                                                 ============  ============


LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

 Bonds payable ................................................  $170,590,843  $209,456,332

 Accrued liabilities, primarily interest ......................     2,530,618     3,130,338

 Due to affiliates ............................................                      68,779

 Deferred income taxes ........................................     4,109,158
                                                                 ------------  ------------

    Total liabilities .........................................   177,230,619   212,655,449
                                                                 ------------  ------------

Shareholder's equity:

 Common stock, $1 par value; 50,000 shares
  authorized; 1,000 shares issued and
  outstanding .................................................         1,000         1,000

 Additional paid-in capital ...................................        19,000        19,000

 Retained earnings ............................................     4,003,040     4,147,140

 Unrealized gains on securities available-for-sale, net of
  income taxes of $4,109,158 ..................................     6,163,738
                                                                 ------------  ------------

    Total shareholder's equity ................................    10,186,778     4,167,140
                                                                 ------------  ------------

                                                                 $187,417,397  $216,822,589
                                                                 ============  ============



                            See accompanying notes.

                                                                      Year Ended
Form 10-K                 GUARANTEED MORTGAGE CORPORATION II            12/31/95



STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                            1995          1994          1993
                                                     -----------  ------------  ------------
Revenues:

 Interest .........................................  $17,614,050   $21,948,862   $35,297,194

 Amortization of net mortgage discounts ...........                  4,014,470     1,037,008
                                                     -----------  ------------  ------------

                                                      17,614,050    25,963,332    36,334,202
                                                     -----------  ------------  ------------

Expenses:

 Interest .........................................   17,566,587    22,153,062    35,781,198

 Amortization of bond discounts and issue costs ...                  8,530,181     3,118,833

 General and administrative .......................      191,563       164,027       189,772
                                                     -----------  ------------  ------------

                                                      17,758,150    30,847,270    39,089,803
                                                     -----------  ------------  ------------

Loss before income tax benefit and
 extraordinary item ...............................     (144,100)   (4,883,938)   (2,755,601)

Income tax benefit ................................       57,640     1,904,736     1,074,685
                                                     -----------  ------------  ------------

Loss before extraordinary item ....................      (86,460)   (2,979,202)   (1,680,916)

Extraordinary loss from early extinguishment
 of debt, net of income tax benefits of $603,943 ..                   (944,630)
                                                     -----------  ------------  ------------

Net loss ..........................................  $   (86,460)  $(3,923,832)  $(1,680,916)
                                                     ===========  ============  ============



                            See accompanying notes.

                                                                      Year Ended
Form 10-K                  GUARANTEED MORTGAGE CORPORATION II           12/31/95




STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                            ADDITIONAL               UNREALIZED
                                   COMMON     PAID-IN     RETAINED    GAINS ON
                                    STOCK     CAPITAL     EARNINGS  SECURITIES        TOTAL
                                   ------  ----------  -----------  ----------  -----------

Balance January 1, 1993 .........  $1,000     $19,000  $14,038,052              $14,058,052

Dividends .......................                      (1,777,485)              (1,777,485)

Net loss ........................                      (1,680,916)              (1,680,916)
                                   ------  ----------  -----------  ----------  -----------

Balance December 31, 1993 .......   1,000      19,000   10,579,651               10,599,651

Dividends .......................                      (2,508,679)              (2,508,679)

Net loss ........................                      (3,923,832)              (3,923,832)
                                   ------  ----------  -----------  ----------  -----------

Balance December 31, 1994 .......   1,000      19,000    4,147,140                4,167,140

Dividends .......................                         (57,640)                 (57,640)

Unrealized gains on securities ..                                   $6,163,738    6,163,738

Net loss ........................                         (86,460)                 (86,460)
                                   ------  ----------  -----------  ----------  -----------

Balance December 31, 1995 .......  $1,000     $19,000   $4,003,040  $6,163,738  $10,186,778
                                   ======  ==========  ===========  ==========  ===========



     See accompanying notes.

                                                                      Year Ended
Form 10-K                 GUARANTEED MORTGAGE CORPORATION II            12/31/95




STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                            1995            1994           1993
                                                    ------------   -------------  -------------
Cash flows from operating activities:
 Net loss ........................................  $     (86,460) $  (3,923,832) $  (1,680,916)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Amortization of net mortgage discounts ........                    (4,014,469)    (1,037,008)
   Amortization of bond discounts and
    issue costs ..................................                     8,530,182      3,118,833
   Loss from early extinguishment of debt ........                     1,548,573
   Provision for income tax benefit ..............       (57,640)     (2,508,679)    (1,074,685)
 Operating changes in cash due to:
   Decrease in accrued interest receivable .......       309,168         837,109      1,018,403
   Increase in accrued liabilities ...............     2,993,936       5,319,427      7,791,041
                                                    ------------   -------------  -------------

      Net cash provided by operating activities ..     3,159,004       5,788,311      8,135,668
                                                    ------------   -------------  -------------

Cash flows from investing activities:
 Principal amortization and prepayments of
  held-to-maturity mortgage-backed securities ....    22,176,866      67,206,718    126,932,233
 Principal amortization and prepayments of
  available-for-sale mortgage-backed securities ..     7,402,998
 Transfer of held-to-maturity mortgage-backed
  securities to affiliated holding company (net of
  unamortized mortgage discounts) ................     9,702,221      31,845,017
 Decrease in funds held by trustee ...............       335,512      11,451,483      1,666,445
                                                    ------------   -------------  -------------

      Net cash provided by investing activities ..    39,617,597     110,503,218    128,598,678
                                                    ------------   -------------  -------------

Cash flows from financing activities:
 Bond principal payments .........................   (42,459,145)   (116,360,495)  (135,776,561)
 Net change in due affiliates ....................      (305,181)         68,725       (255,065)
 Dividends to parent .............................                                     (702,800)
                                                    ------------   -------------  -------------

      Net cash used in financing activities ......   (42,764,326)   (116,291,770)  (136,734,426)
                                                    ------------   -------------  -------------

Net increase (decrease) in cash ..................        12,275            (241)           (80)

Cash at beginning of year ........................           522             763            843
                                                    ------------   -------------  -------------

Cash at end of year ..............................  $     12,797   $         522  $         763
                                                    ============   =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for interest ...........  $ 14,572,652   $  16,833,634  $  27,990,157
                                                    ============   =============  =============



                            See accompanying notes.

                                                                      Year Ended
Form 10-K                GUARANTEED MORTGAGE CORPORATION II             12/31/95



NOTES TO FINANCIAL STATEMENTS

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

RELATED PARTY TRANSACTIONS

     Transactions and arrangements between GMC II and PFCI, Pulte Corporation, and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

      - GMC II has periodic interest-free cash and non-cash advances from certain affiliates, the net (receivable) payable balances of which were $(236,402) and $68,779 at December 31, 1995 and 1994, respectively. Average month-end balances due to (from) these affiliates were $(71,862) and $2,797,441 during the years ended December 31, 1995 and 1994, respectively. Advances payable by GMC II to affiliates initially related to the acquisition of mortgage-backed securities and have been decreased by operating earnings over the life of GMC II.

      - GMC II's taxable income is included in the consolidated tax returns of Pulte Corporation. Effective January 1, 1993, GMC II implemented the new method of accounting for income taxes (FAS No. 109) that requires income taxes to be provided by subsidiaries based on their own results of operations. GMC II provides for income taxes on a stand alone basis at statutory rates. The related income tax benefit related to operations was settled by a dividend to the parent corporation and did not represent a cash transaction. Deferred income taxes related to items not included in operations are not passed through to the parent corporation.

 - During 1995 and 1994 respectively, GMC II transferred $9,702,221 and $31,845,017 of net mortgage-backed securities to its affiliate, Pulte Financial Holding Corporation. The unamortized mortgage discount associated with these transfers was $0 and $759,907 for 1995 and 1994, respectively.

 - Certain of GMC II's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM and/or other affiliates of GMC II.

 - PFCI incurs certain administrative expenses on behalf of GMC II, for which GMC II reimburses PFCI.

 - During the years ended December 31, 1995, 1994 and 1993, GMC II paid dividends to PFCI of $57,640, $2,508,679 and $1,777,485, respectively. All dividends during 1995 and 1994 related entirely to income tax benefits. Dividends during 1993 included $1,074,685 of income tax benefits. These tax related dividends did not represent cash transactions.

SIGNIFICANT ACCOUNTING POLICIES

 - For the past several years, GMC II has been redeeming GNMA collateralized bonds at the earliest possible redemption date for each individual bond series. The bonds are typically redeemable at certain specified dates or when the remaining principal balance of related collateral is less than 10% of the collateral's original principal balance. With the adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, on January 1, 1994, GMC II determined that SFAS No. 115, paragraph 11-b, allowed for continued classification of the GNMA securities as held-to-maturity, since all sales of the securities were projected to occur at a point where less than 15% of the securities' original principal balance would remain outstanding. These projections were based on actual observed prepayments interpolated out to each series' projected redemption date. The projections indicated outstanding principal balance percentages of less than 10%, which was well below the 15% threshold for classifying the securities as held-to-maturity.

                                                                      Year Ended
Form 10-K             GUARANTEED MORTGAGE CORPORATION II                12/31/95


NOTES TO FINANCIAL STATEMENTS, CONTINUED

SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      From SFAS No. 115's adoption at January 1, 1994 through September 30, 1995, all sales of GNMA securities have been at levels less than 15% of the original principal amounts. Given recent prepayment experience, it appears that GMC II will liquidate the collateral and redeem the bonds at dates where the remaining GNMA securities sale balances will be approximately 20% of the securities' original principal amounts. Such collateral sales and bond redemptions are projected to occur during 1996. Although GMC II's management approach and intent with respect to these securities remains unchanged, the ability to recognize future security sales for accounting purposes as maturities is not now applicable given recent updated collateral balance projections for the same redemption dates as previously used for all remaining bond series. Accordingly, GMC II had reclassified all GNMA securities into the available-for-sale category effective September 30, 1995.

 - As a result of continued contraction in net interest spreads, GMC II changed its accounting estimate of amortization speeds and expensed all remaining mortgage discount balances, bond discounts and issue costs in December 1994. The net amount of expense relating to this write-off amounted to $2,678,999.

 - Gains from the sale of mortgage-backed securities are calculated based on amortized cost.

 - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.  MORTGAGE-BACKED SECURITIES

     At December 31, 1995, mortgage-backed securities (GNMA certificates) had an estimated fair market value based on quoted market prices of $181,868,074, which included gross unrealized gains of $10,272,896 on securities with an amortized cost of $171,595,178. At December 31, 1994, these securities had an estimated fair market value based on quoted market prices of $213,132,078 which included gross unrealized gains of $2,254,815 on securities with an amortized cost of $210,877,263. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

3.  BONDS PAYABLE

     During 1995, GMC II extinguished or called for the extinguishment of $62,836,606 of its long-term debt prior to scheduled maturity. There were no extraordinary losses related to these redemptions since all bond discounts and issue costs related to these bonds had been fully amortized prior to their redemption dates.
     Bonds payable at December 31, 1995 consisted of five bond issues (six at December 31, 1994) with stated interest rates ranging from 8.45% to 11.00%. Weighted average stated interest rates were 9.12% and 9.23% at December 31, 1995 and 1994, respectively. All of these bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities.
     Timing of bond payments is dependent upon mortgage payments and reinvestment rates. The bonds are further collateralized by letters of credit in the aggregate amount of $1,065,000.
     Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.
     The estimated fair market values of the outstanding bonds payable at December 31, 1995 and 1994 were $170,591,000 and $210,309,000, respectively.
Fair market value at December 31, 1995 approximated the carrying values of such bonds since GMC II is anticipating repayment of all debt in the near future. Fair market value of outstanding bonds payable at December 31, 1994 was estimated using secondary market activity for comparable securities. Secondary market activity for these specific securities is limited.

4. EXTRAORDINARY ITEM

     During the year ended December 31, 1994, GMC II extinguished $33,900,294 of its long-term debt prior to scheduled maturity, resulting in an extraordinary pretax loss of $1,548,573 due to the write-off of unamortized bond discounts and issue costs. Tax benefits related to the extraordinary loss amounted to $603,943 for the year ended December 31, 1994.
     The funds for this extinguishment were obtained from related party advances.

                                                                      Year Ended
Form 10-K               GUARANTEED MORTGAGE CORPORATION II              12/31/95



NOTES TO FINANCIAL STATEMENTS, CONTINUED

5. SUBSEQUENT EVENT

     During January 1996, GMC II sold $54,570,863 of its mortgage-backed securities resulting in a pretax gain of $4,260,819. GMC II also notified the trustee of its intent to redeem on April 1, 1996, and May 1, 1996 $51,753,821 and approximately $52,000,000, respectively, of its long term debt prior to scheduled maturity.

                                                                      Year Ended
Form 10-K                GUARANTEED MORTGAGE CORPORATION II             12/31/95





REPORT OF ERNST & YOUNG LLP

INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDER
GUARANTEED MORTGAGE CORPORATION II

We have audited the accompanying balance sheets of Guaranteed Mortgage Corporation II as of December 31, 1995 and 1994, and the related statements of operations, shareholder's equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1, Guaranteed Mortgage Corporation II is a wholly-owned financing subsidiary of Pulte Financial Companies, Inc., which in turn is a wholly-owned financing subsidiary of Pulte Corporation. Guaranteed Mortgage Corporation II has certain transactions with affiliates.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guaranteed Mortgage Corporation II at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 of the Notes to the Financial Statements, Guaranteed Mortgage Corporation II changed its method of accounting for income taxes in 1993.


                                                               ERNST & YOUNG LLP



Detroit, Michigan
January 18, 1996

                                                                      Year Ended
Form 10-K                GUARANTEED MORTGAGE CORPORATION II             12/31/95





ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE


          This item is not applicable.


                                    PART III

          Information in response to this part is omitted pursuant to General Instruction J(2).

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

          The following documents are filed as a part of this Annual Report on Form 10-K:

          (a)   (1)     Financial Statements

                        GUARANTEED MORTGAGE CORPORATION II
                              Balance Sheets at December 31, 1995 and 1994
                              Statements of Operations for the years ended
                                   December 31, 1995, 1994 and 1993
                              Statements of Shareholder's Equity for the
                                   years ended December 31, 1995, 1994 and 1993
                              Statements of Cash Flows for the years ended
                                   December 31, 1995, 1994 and 1993
                              Notes to Financial Statements
                              Report of Ernst & Young LLP, Independent Auditors

          (a)   (2)     Financial Statement Schedules

                        GUARANTEED MORTGAGE CORPORATION II

                        IV - Indebtedness of and to Related Parties - Not
                        Current


                All other schedules have been omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

                                                                      Year Ended
Form 10-K               GUARANTEED MORTGAGE CORPORATION II              12/31/95




     (a) (3) Exhibits

                  3.1  Articles of Incorporation and By-Laws
                       of Guaranteed Mortgage Corporation II, previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 2-84696), are hereby incorporated by reference.

                  4.1  Indenture between Guaranteed Mortgage
                       Corporation II and National Bank of Detroit, as trustee, dated as of July 1, 1983, previously filed as Exhibit
                       4.1 to the Registrant's Current Report on Form 8-K, dated as of July 29, 1983, is hereby incorporated by reference.

                  4.2  Series 1983-B Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 1, 1983, previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated as of October 27, 1983, is hereby incorporated by reference.

                  4.3  First Amendment to Series 1983-B
                       Supplement to Indenture between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of February 1, 1984, previously filed as
                       Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for 1983, is hereby incorporated by reference.

                  4.4  Series M Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of July 1, 1985, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of July 30, 1985, is hereby incorporated by reference.

                  4.5  Series R Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 1, 1985, previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                  4.6  Series S Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 15, 1985, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                                                                      Year Ended
Form 10-K              GUARANTEED MORTGAGE CORPORATION II               12/31/95




                  4.7  Series Q Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of February 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of February 27, 1986, is hereby incorporated by reference.

                  4.8  Series T Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of April 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated as of April 30, 1986, is hereby incorporated by reference.

                  4.9  Series U Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of May 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated as of May 29, 1986, is hereby incorporated by reference.

                  4.10 Series V Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated as of October 29, 1986, is hereby incorporated by reference.

                  9.1  Pledge Agreement between Pulte
                       Financial Companies, Inc., and First National Bank of Minneapolis, as pledgee, previously filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (Registration No. 2-84696), is hereby incorporated by reference.

                  10.1 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Representative of the Several Underwriters, on the other, dated October 11, 1983, previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated as of October 11, 1983, is hereby incorporated by reference.

                                                                      Year Ended
Form 10-K               GUARANTEED MORTGAGE CORPORATION II              12/31/95




                  10.2 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, Goldman, Sachs & Co. and Shearson Lehman Brothers Inc., as Representatives of the Several Underwriters, on the other, dated June 26, 1985, previously filed as Exhibit 10 to the Registrant's Current Report on Form 8-K, dated as of July 30, 1985, is hereby incorporated by reference.

                  10.3 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, Goldman, Sachs & Co. and Shearson Lehman Brothers Inc., as Representatives of the Several Underwriters, on the other, dated June 26, 1985, previously filed as Exhibit
                       10.1 to the Registrant's Current Report on Form 8-K, dated as of July 30, 1985, is hereby incorporated by reference.

                  10.4 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation and Shearson Lehman Brothers Inc., as Sole Underwriters, on the other, dated September 19, 1985, previously filed as Exhibit 1.2 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                  10.5 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation and Shearson Lehman Brothers Inc., as Sole Underwriters, on the other, dated September 19, 1985, previously filed as
                       Exhibit 1.3 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                  10.6 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated September 26, 1985, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                                                                      Year Ended
Form 10-K              GUARANTEED MORTGAGE CORPORATION II               12/31/95




                 10.7  Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated September 26, 1985, previously filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                 10.8  Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and the First Boston Corporation, as Sole Underwriter, on the other, dated January 23, 1986, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of February 27, 1986, is hereby incorporated by reference.

                 10.9  Terms Agreement between Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated March 20, 1986, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated as of April 30, 1986, is hereby incorporated by reference.

                 10.10 Amendment to Terms Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated April 29, 1986, previously filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K, dated as of April 30, 1986, is hereby incorporated by reference.

                 10.11 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated April 2, 1986, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of May 29, 1986, is hereby incorporated by reference.

                 10.12 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and Shearson Lehman Brothers Inc. and The First Boston Corporation, as Sole Underwriters, on the other, dated October 6, 1986, previously filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K, dated as October 29, 1986, is hereby incorporated by reference.

                                                                      Year Ended
Form 10-K               GUARANTEED MORTGAGE CORPORATION II              12/31/95




                 10.13 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and Shearson Lehman Brothers Inc. and The First Boston Corporation, as Sole Underwriters, on the other, dated October 6, 1986, previously filed as
                       Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1986, is hereby incorporated by reference.

                 27    Financial Data Schedules

         (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Report.

                                                                      Year Ended
Form 10-K               GUARANTEED MORTGAGE CORPORATION II              12/31/95




                      SCHEDULE IV - INDEBTEDNESS OF AND TO
                         RELATED PARTIES - NOT CURRENT
                                ($000's omitted)


                                  Year Ended    Year Ended    Year Ended
                                December 31,  December 31,   December 31,
                                    1995          1994          1993
                                ------------  ------------  ---------------
    Advances from affiliates:

          Balance at beginning
           of year              $         69  $          0  $           255
          Additions                   10,231        34,760            2,310
          Reductions                 (10,536)      (34,691)          (2,565)
                                ------------  ------------  ---------------
          Balance at end
           of year              $       (236) $         69  $             0
                                ============  ============  ===============

                                                                      Year Ended
Form 10-K              GUARANTEED MORTGAGE CORPORATION II               12/31/95




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1996.

                                      GUARANTEED MORTGAGE CORPORATION II



                                      By /s/JAMES A. WEISSENBORN
                                      -------------------------------
                                      James A. Weissenborn, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Name                       Title                                 Date
     ----                       -----                                 ----
 /s/JAMES A. WEISSENBORN  President                             March 20, 1996
 -----------------------  (Principal Executive Officer)
 James A. Weissenborn     and Director


 /s/BRUCE E. ROBINSON     Vice President-Finance and Treasurer  March 20, 1996
 -----------------------  (Principal Financial Officer) and
 Bruce E. Robinson        Director


 /s/ANNA M. CECE          Assistant Secretary and Controller    March 20, 1996
 -----------------------  (Principal Accounting Officer)
 Anna M. Cece

                                                                      Year Ended
Form 10-K        GUARANTEED MORTGAGE CORPORATION II                     12/31/95




                               INDEX TO EXHIBITS
                               -----------------

                  3.1  Articles of Incorporation and By-Laws
                       of Guaranteed Mortgage Corporation II, previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (Registration No. 2-84696), are hereby incorporated by reference.

                  4.1  Indenture between Guaranteed Mortgage
                       Corporation II and National Bank of Detroit, as trustee, dated as of July 1, 1983, previously filed as Exhibit
                       4.1 to the Registrant's Current Report on Form 8-K, dated as of July 29, 1983, is hereby incorporated by reference.

                  4.2  Series 1983-B Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 1, 1983, previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated as of October 27, 1983, is hereby incorporated by reference.

                  4.3  First Amendment to Series 1983-B
                       Supplement to Indenture between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of February 1, 1984, previously filed as
                       Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for 1983, is hereby incorporated by reference.

                  4.4  Series M Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of July 1, 1985, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of July 30, 1985, is hereby incorporated by reference.

                  4.5  Series R Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 1, 1985, previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                  4.6  Series S Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 15, 1985, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                                                                      Year Ended
Form 10-K                 GUARANTEED MORTGAGE CORPORATION II            12/31/95




                  4.7  Series Q Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of February 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, dated as of February 27, 1986, is hereby incorporated by reference.

                  4.8  Series T Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of April 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated as of April 30, 1986, is hereby incorporated by reference.

                  4.9  Series U Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of May 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated as of May 29, 1986, is hereby incorporated by reference.

                  4.10 Series V Supplement to Indenture
                       between Guaranteed Mortgage Corporation II and National Bank of Detroit, as trustee, dated as of October 1, 1986, previously filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated as of October 29, 1986, is hereby incorporated by reference.

                  9.1  Pledge Agreement between Pulte
                       Financial Companies, Inc., and First National Bank of Minneapolis, as pledgee, previously filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (Registration No. 2-84696), is hereby incorporated by reference.

                  10.1 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Representative of the Several Underwriters, on the other, dated October 11, 1983, previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated as of October 11, 1983, is hereby incorporated by reference.

                                                                      Year Ended
Form 10-K              GUARANTEED MORTGAGE CORPORATION II               12/31/95




                  10.2 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, Goldman, Sachs & Co. and Shearson Lehman Brothers Inc., as Representatives of the Several Underwriters, on the other, dated June 26, 1985, previously filed as Exhibit 10 to the Registrant's Current Report on Form 8-K, dated as of July 30, 1985, is hereby incorporated by reference.

                  10.3 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, Goldman, Sachs & Co. and Shearson Lehman Brothers Inc., as Representatives of the Several Underwriters, on the other, dated June 26, 1985, previously filed as Exhibit
                       10.1 to the Registrant's Current Report on Form 8-K, dated as of July 30, 1985, is hereby incorporated by reference.

                  10.4 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation and Shearson Lehman Brothers Inc., as Sole Underwriters, on the other, dated September 19, 1985, previously filed as Exhibit 1.2 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                  10.5 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation and Shearson Lehman Brothers Inc., as Sole Underwriters, on the other, dated September 19, 1985, previously filed as
                       Exhibit 1.3 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                  10.6 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated September 26, 1985, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                                                                      Year Ended
Form 10-K                GUARANTEED MORTGAGE CORPORATION II             12/31/95




                 10.7  Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated September 26, 1985, previously filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1985, is hereby incorporated by reference.

                 10.8  Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and the First Boston Corporation, as Sole Underwriter, on the other, dated January 23, 1986, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of February 27, 1986, is hereby incorporated by reference.

                 10.9  Terms Agreement between Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated March 20, 1986, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated as of April 30, 1986, is hereby incorporated by reference.

                 10.10 Amendment to Terms Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated April 29, 1986, previously filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K, dated as of April 30, 1986, is hereby incorporated by reference.

                 10.11 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and The First Boston Corporation, as Sole Underwriter, on the other, dated April 2, 1986, previously filed as Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of May 29, 1986, is hereby incorporated by reference.

                 10.12 Underwriting Agreement among
                       Guaranteed Mortgage Corporation II and Pulte Home Corporation, on the one hand, and Shearson Lehman Brothers Inc. and The First Boston Corporation, as Sole Underwriters, on the other, dated October 6, 1986, previously filed as Exhibit 1.1 to the Registrant's Current Report on Form 8-K, dated as October 29, 1986, is hereby incorporated by reference.

                 10.13 Terms Agreement among Guaranteed
                       Mortgage Corporation II and Pulte Home Corporation, on the one hand, and Shearson Lehman Brothers Inc. and The First Boston Corporation, as Sole Underwriters, on the other, dated October 6, 1986, previously filed as
                       Exhibit 1 to the Registrant's Current Report on Form 8-K, dated as of October 29, 1986, is hereby incorporated by reference.

                 27    Financial Data Schedules