Form 10-Q
period 1996-03-31
GUARANTEED MORTGAGE CORP II
filed 1996-05-13
CIK 722124

                                                           Total Pages:       10
                                                     Index to Exhibits: Page  10

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(MARK ONE)                          FORM 10-Q


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 1996

                                       OR


( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE TRANSITION PERIOD FROM                TO
                                             ---------------   ---------------

                         Commission File Number 0-12316

                       GUARANTEED MORTGAGE CORPORATION II
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MICHIGAN                                       31-1067092
- ---------------------------------------                 ------------------------
   (State or other jurisdiction of                      (IRS Identification No.)
    incorporation or organization)

6061 South Willow Drive, Suite 301, Greenwood Village, Colorado         80111
- ---------------------------------------------------------------      -----------
          (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code                (303) 740-3370
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

     YES  x       NO
         ---         ---

Number of shares of common stock outstanding as of April 30, 1996:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Quarterly Report on Form 10-Q with the reduced disclosure format.

                       GUARANTEED MORTGAGE CORPORATION II

                                     INDEX


                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

       Condensed Balance Sheets, March 31, 1996 and December 31, 1995       3

       Condensed Statements of Operations and Retained Earnings,
         Three Months Ended March 31, 1996 and 1995                         4

       Condensed Statements of Cash Flows, Three Months Ended
         March 31, 1996 and 1995                                            5

       Notes to Condensed Financial Statements                              6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           9


PART II   OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             10

SIGNATURES                                                                 10

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                       GUARANTEED MORTGAGE CORPORATION II
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                  MARCH 31,   DECEMBER 31,
                                                    1996         1995
                                                ------------  ------------
  ASSETS

Cash                                            $        792  $     12,797

Funds held by trustee                             53,634,665     4,005,267

Mortgage-backed securities available-for-sale,
   at estimated fair value                       117,258,479   181,868,074

Accrued interest receivable                          831,157     1,294,857

Due from affiliates                                                236,402
                                                ------------  ------------

                                                $171,725,093  $187,417,397
                                                ============  ============

   LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:

   Bonds payable                                $112,499,707  $170,590,843

   Accrued liabilities, primarily
     interest                                      1,609,082     2,530,618

   Due to affiliates                              45,370,271

   Deferred income taxes                           2,288,430     4,109,158
                                                ------------  ------------

      Total liabilities                          161,767,490   177,230,619
                                                ------------  ------------

Shareholder's equity:

   Common stock, $1 par value; 50,000
     shares authorized; 1,000 shares
     issued and outstanding                            1,000         1,000

   Additional paid-in capital                         19,000        19,000

   Retained earnings                               6,504,958     4,003,040

   Unrealized gains on securities
     available-for-sale, net of income
     taxes of $2,288,430 and $4,109,158            3,432,645     6,163,738
                                                ------------  ------------

      Total shareholder's equity                   9,957,603    10,186,778
                                                ------------  ------------

                                                $171,725,093  $187,417,397
                                                ============  ============


                            See accompanying notes.

                       GUARANTEED MORTGAGE CORPORATION II
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)


                                             THREE MONTHS  THREE MONTHS
                                                 ENDED         ENDED
                                               MARCH 31,     MARCH 31,
                                                 1996          1995
                                             ------------  ------------
Revenues:
 Interest                                    $  2,912,320  $  4,722,479

 Gain on sale of mortgage-backed securities     4,260,819
                                             ------------  ------------

  Total revenues                                7,173,139     4,722,479
                                             ------------  ------------

Expenses:
 Interest                                       2,959,362     4,694,369

 General and administrative                        43,913        58,526
                                             ------------  ------------

  Total expenses                                3,003,275     4,752,895
                                             ------------  ------------

Income (loss) before income tax (benefit)       4,169,864       (30,416)

Income tax (benefit)                            1,667,946       (12,166)
                                             ------------  ------------

Net income (loss)                               2,501,918       (18,250)

Retained earnings at beginning
 of quarter                                     4,003,040     4,147,140
                                             ------------  ------------

Retained earnings at end of
 quarter                                     $  6,504,958  $  4,128,890
                                             ============  ============



                            See accompanying notes.

                       GUARANTEED MORTGAGE CORPORATION II
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    THREE MONTHS  THREE MONTHS
                                                        ENDED         ENDED
                                                      MARCH 31,     MARCH 31,
                                                        1996          1995
                                                    ------------  ------------
 Cash flows from operating activities:
  Net income (loss)                                 $  2,501,918  $    (18,250)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
      Gain on sale of mortgage-backed securities      (4,260,819)
      Provision for income tax (benefit)               1,667,946       (12,166)
  Operating changes in cash due to:
      Decrease in accrued interest
        receivable                                       463,700        48,108
      Increase (decrease) in accrued liabilities        (921,536)    1,768,299
                                                    ------------  ------------

           Net cash (used in) provided by
            operating activities                        (548,791)    1,785,991
                                                    ------------  ------------

 Cash flows from investing activities:
  Principal amortization and prepayments
    of held-to-maturity mortgage-backed securities                   6,414,069
  Principal amortization and prepayments of
    available-for-sale mortgage-backed securities      5,486,910
  Sale of available-for-sale mortgage-backed
    securities                                        58,831,682
  (Increase) decrease in funds held by trustee       (49,629,398)      617,965
                                                    ------------  ------------

           Net cash provided by
            investing activities                      14,689,194     7,032,034
                                                    ------------  ------------

 Cash flows from financing activities:
  Bond principal payments                            (58,091,136)   (8,811,586)
  Net change in due affiliates                        43,938,728        (6,197)
                                                    ------------  ------------

           Net cash used in financing
            activities                               (14,152,408)   (8,817,783)
                                                    ------------  ------------

 Net increase (decrease) in cash                         (12,005)          242
 Cash at beginning of period                              12,797           522
                                                    ------------  ------------

 Cash at end of period                              $        792  $        764
                                                    ============  ============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

 Cash paid during the period for interest           $  3,867,770  $  2,926,070
                                                    ============  ============


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

     GMC II previously engaged in the acquisition of mortgage-backed securities (guaranteed by the Government National Mortgage Association - GNMA) from affiliates. Such acquisitions were financed principally through the issuance of long-term bonds secured by such mortgage-backed securities. GMC II has not initiated any such transactions since 1987 and is presently allowing its balance sheet to liquidate. As the mortgage-backed securities and the bonds outstanding continue to decline, operating earnings will decline accordingly.

     RELATED PARTY TRANSACTIONS

     Transactions and arrangements between GMC II and PFCI, Pulte Corporation and/or Pulte Home Corporation (PHC), an indirect wholly-owned subsidiary of Pulte Corporation, are summarized as follows:

     --   GMC II has periodic interest-free cash and non-cash advances from certain affiliates, the net payable (receivable) balances of which were $45,370,271 and $(236,402) at March 31, 1996 and
          December 31, 1995,    respectively.  Average month-end balances due
          these affiliates were $8,034,329 and $72,069 during the quarters ended March 31, 1996 and 1995, respectively.

     -- Certain of GMC II's corporate officers are also officers of PFCI, Pulte Corporation, PHC, ICM, and/or other affiliates of GMC II.

     -- PFCI incurs certain administrative expenses on behalf of GMC II, for which GMC II reimburses PFCI.

     SIGNIFICANT ACCOUNTING POLICIES

     -- For the past several years, GMC II has been redeeming GNMA collateralized bonds at the earliest possible redemption date for each individual bond series. The bonds are typically redeemable at certain specified dates or when the remaining principal balance of related collateral is less than 10% of the collateral's original principal balance. With the adoption of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, on January 1, 1994, GMC II determined that SFAS No. 115, paragraph 11-b, allowed for continued classification of the GNMA securities as held-to-maturity, since all sales of the securities were projected to occur at a point where less than 15% of the securities' original principal balance would remain outstanding. These projections were based on actual observed prepayments interpolated out to each series' projected redemption date. The projections indicated outstanding principal balance percentages of less than 10%, which was well below the 15% threshold for classifying the securities as held-to-maturity.

                       GUARANTEED MORTGAGE CORPORATION II
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          From SFAS No. 115's adoption at January 1, 1994 through September 30, 1995, all sales of GNMA securities were at levels less than 15% of the original principal amounts. Given recent prepayment experience, it appears that GMC II will liquidate the collateral and redeem the bonds at dates where the remaining GNMA securities sale balances will be approximately 20% of the securities' original principal amounts. Such collateral sales and bond redemptions are projected to occur during 1996. Although GMC II's management approach and intent with respect to these securities remains unchanged, the ability to recognize future security sales for accounting purposes as securities held-to-maturity is not now applicable given recent updated collateral balance projections for the same redemption dates as previously used for all remaining bond series. Accordingly, GMC II reclassified all GNMA securities into the available-for-sale category effective September 30, 1995.


     -- Gains from the sale of mortgage-backed securities are calculated based on amortized cost.

     -- The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1995.

2.   MORTGAGE-BACKED SECURITIES

     At March 31, 1996, mortgage-backed securities (GNMA certificates) had an estimated fair market value based on quoted market prices of $117,258,479, which included gross unrealized gains of $5,721,075 on securities with an amortized cost of $111,537,404. At December 31, 1995, these securities had an estimated fair market value based on quoted market prices of $181,868,074, which included gross unrealized gains of $10,272,896 on securities with an amortized cost of $171,595,178. Actual maturities of these mortgage-backed securities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without penalties.

3.   BONDS PAYABLE

     During the quarter ended March 31, 1996, GMC II extinguished or called for the extinguishment of $156,837,376 of its long-term debt prior to scheduled maturity. There were no extraordinary losses related to these redemptions since all bond discounts and issue costs related to these bonds had been fully amortized prior to their redemption dates.

                       GUARANTEED MORTGAGE CORPORATION II
               NOTES TO CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                  (Unaudited)

3.   BONDS PAYABLE (CONTINUED)

     Bonds payable at March 31, 1996 and 1995 consisted of three and six bond issues, respectively, with stated interest rates ranging from 8.45% to 11.00%. The weighted average stated interest rates were 8.94% and 9.12% at March 31, 1996 and December 31, 1995, respectively. All of these bond issues have classes of bonds with serial maturities. Each series of the bonds is secured by separate pools of mortgage-backed securities.

     Timing of bond retirements is dependent upon mortgage payments and reinvestment rates. The bonds are further collateralized by letters of credit in the aggregate amount of $865,000.

     Under provisions of the bond indenture, funds held by trustee are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds.

4.   SUBSEQUENT EVENT

     During April 1996, GMC II sold $101,510,866 of its mortgage-backed securities resulting in a pretax gain of $5,497,396. GMC II also extinguished $51,753,820 and $52,047,865 of its long-term debt prior to scheduled maturity on April 1, 1996 and May 1, 1996, respectively.

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

     The Company's pretax income (loss) was $4,169,864 and $(30,416) for the quarters ended March 31, 1996 and 1995, respectively. The pretax income increased during the quarter ended March 31, 1996 as compared with the same period of 1995 primarily due to the sale of mortgage-backed securities, resulting in a pretax gain of $4,260,819.


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

                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is required to be filed as part of this report as required under 601c(2) of Regulation S-K: 27. Financial Data Schedule for the 10-Q for the quarter ended March 31, 1996.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       GUARANTEED MORTGAGE CORPORATION II



    May 13, 1996          By:  /s/ James A. Weissenborn
- --------------------          -------------------------------------------
      (Date)                  James A. Weissenborn, President
                              (Principal Executive Officer)


    May 13, 1996          By:  /s/ Bruce E. Robinson
- --------------------          -------------------------------------------
      (Date)                  Bruce E. Robinson, Vice President-Finance
                              and Treasurer
                              (Principal Financial Officer)

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
